Form 10QSB
period 1995-03-31
AMERICORP INC
filed 1995-05-15
CIK 757765

                               FORM 10-QSB
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549


[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                   OR

[  ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from ____________ to __________________

                     Commission File Number 0-14272

                           Americorp, Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


                   Georgia                           58-1529300
          ----------------------------            --------------------
          (State or other jurisdiction            (I.R.S. Employer
          of incorporation or organization)      identification number)

          7393 Hodgson Memorial Drive, Savannah, Georgia 31406
          ----------------------------------------------------
                (Address of principal executive offices)

                           (912) 921-7100
            ------------------------------------------------
            (Issuer's telephone number, including area code)

 ----------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court.   Yes ___ No
__

APPLICABLE ONLY TO CORPORATE ISSUERS
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes x   No___

State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 1995: 5,473,889 shares of Common Stock, $.01 par value per share.

                             AMERICORP, INC.

                                  INDEX


                                                                 Page No.


PART I          Financial Information

     Item 1.    Financial Statements

                Consolidated Balance Sheets
                March 31, 1995, December 31, 1994
                and March 31, 1994                                   3-4

                Consolidated Statements of Operations
                for the Quarters Ended
                March 31, 1995 and 1994                                5

                Consolidated Statements of Cash Flows
                for the Quarters Ended
                March 31, 1995 and 1994                                6

                Notes to Consolidated Financial Statements          7-11

     Item 2.    Management's Discussion and Analysis
                or Plan of Operation                               12-17


PART II         Other Information                                     18

     Item 1.    Legal Proceedings

     Item 2.    Changes in Securities

     Item 3.    Defaults Upon Senior Securities

     Item 4.    Submission of Matters to a Vote of Security Holders

     Item 5.    Other Information

     Item 6.    Exhibits and Reports on Form 8-K


                                                 AMERICORP, INC. AND SUBSIDIARY
                                                 CONSOLIDATED BALANCE SHEETS
                                            MARCH 31, 1995 AND DECEMBER 31, 1994




                                            ASSETS

                                                         MARCH 31,         DECEMBER 31,
                                                           1995               1994
                                                         ---------         ------------

Cash and due from banks, including reserve
  requirements of $228,000 and $153,000                 $ 2,111,278      $  7,522,907

Federal funds sold                                           --                  --

Investment securities:
  Available for sale (at market value)                   15,258,854        11,575,876
  Held to maturity                                     -------------     ------------

                                                         15,258,854        11,575,876
                                                       ------------      ------------

Loans:                                                   41,973,990        40,180,457
  Less:  Allowance for loan losses                         (664,521)         (667,903)
                                                        -----------      ------------

     Net loans                                           41,309,469        39,512,554
                                                        -----------      ------------

Premises and equipment                                    2,357,555         2,370,675
Accrued interest receivable                                 460,263           418,980
Other assets                                              3,040,807         2,897,673
                                                        -----------      ------------
                                                        $64,538,226      $ 64,298,665
                                                        ===========      ============


                                            LIABILITIES AND SHAREHOLDERS' EQUITY


Deposits:
  Demand                                               $  7,535,468      $  7,656,372
  NOW and money market                                   16,717,727        21,486,848
  Savings                                                   503,115           518,168
  Time                                                   31,138,382        27,812,401
                                                         ----------        ----------
    Total deposits                                       55,894,692        57,473,789
                                                         ----------        ----------

Accounts payable and other liabilities                      364,553           401,557
Accrued preferred stock dividend                             72,837            72,837
Borrowed money                                            1,350,000              --
                                                         ----------        ----------
Total liabilities                                        57,682,082        57,948,183
                                                         ----------        ----------


Shareholders' equity:
  Preferred stock                                         3,714,705         3,641,900
  Common stock                                               54,739            54,739
  Surplus                                                 8,864,333         8,864,333
  Accumulated deficit                                    (5,777,633)       (6,210,490)
                                                         ----------        ----------
    Total shareholders' equity                            6,856,144         6,350,482
                                                         ----------        ----------

                                                        $ 64,538,226     $ 64,298,665
                                                        ============     ============

               See notes to Consolidated Financial Statements.


                                                AMERICORP, INC. AND SUBSIDIARY
                                                 CONSOLIDATED BALANCE SHEETS
                                              MARCH 31, 1995 AND MARCH 31, 1994




                                            ASSETS

                                                         MARCH 31,         MARCH 31,
                                                            1995             1994
                                                         ---------         ----------

Cash and due from banks, including reserve
   requirements of $228,000 and $188,000                $  2,111,278     $   3,506,396
Federal funds sold                                             --                --

Investment securities:
   Available for sale (at market value)                   15,258,854        10,926,964
   Held to maturity                                            --              313,100
                                                        ------------     -------------

                                                          15,258,854        11,240,064
                                                        ------------     -------------

Loans:                                                    41,973,990        38,470,272
  Less:  Allowance for loan losses                          (664,521)         (734,038)
                                                        ------------      ------------
     Net loans                                            41,309,469        37,736,234
                                                        ------------      ------------
Premises and equipment                                     2,357,555         2,477,170
Accrued interest receivable                                  460,263           357,328
Other assets                                               3,040,807         1,395,105
                                                        ------------      ------------
                                                        $ 64,538,226      $ 56,712,297
                                                        ============      ============



                                            LIABILITIES AND SHAREHOLDERS' EQUITY


Deposits:
   Demand                                               $  7,535,468     $   5,112,984
   NOW and money market                                   16,717,727        24,348,410
   Savings                                                   503,115           494,053
   Time                                                   31,138,382        21,946,058
                                                        ------------     -------------
     Total deposits                                       55,894,692        51,901,505
                                                        ------------     -------------
Accounts payable and other liabilities                       364,553           313,465
Accrued preferred stock dividend                              72,837            67,126
Borrowed money                                             1,350,000
   Total liabilities                                    ------------     -------------
                                                          57,682,082        52,282,096
                                                        ------------     -------------

Shareholders' equity:
   Preferred stock                                         3,714,705         3,431,813
   Common stock                                               54,739            54,739
   Surplus                                                 8,864,333         8,864,333
   Accumulated deficit                                    (5,777,633)       (7,920,684)
                                                        ------------      ------------
     Total shareholders' equity                            6,856,144         4,430,201
                                                        ------------      ------------

                                                        $ 64,538,226     $  56,712,297
                                                        ============     =============




               See notes to Consolidated Financial Statements.


                                    AMERICORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                                      THREE MONTHS          THREE MONTHS
                                                          ENDED                 ENDED
                                                     MARCH 31, 1995        MARCH 31, 1994
                                                     ------------------------------------


Interest and fees on loans                            $ 1,091,268             $ 868,095
Interest on investment securities                         253,275                91,174
Interest on federal funds sold                             51,622                22,422
                                                      -----------             ---------
     Total interest income                              1,396,165               981,691
                                                      -----------             ---------

Interest expense:

   Interest on NOW and money market accounts              166,555               180,464
   Interest on savings and time deposits                  422,560               226,529
   Other borrowings                                           651
                                                      -----------             ---------

     Total interest expense                               589,766               406,993
                                                      -----------             ---------

     Net interest income                                  806,399               574,698

Provision for loan losses                                  15,000               (26,000)
                                                      -----------             ---------

     Net interest income after provision for loan         791,399               600,698
                                                      -----------             ---------

Other income:
    Service charge on deposit accounts                     50,600                52,334
    Fee income
    Other                                                  45,359                53,499
                                                      -----------             ---------

       Total other income                                  95,959               105,833
                                                      -----------             ---------
Other expenses:
    Salaries and employee benefits                        270,727               233,257
    Occupancy                                              37,398                51,920
    Equipment                                              49,798                45,181
    Other operating expenses                              207,051               205,807
                                                      -----------             ---------
        Total other expenses                              564,974               536,165
                                                      -----------             ---------

         Earnings before income taxes                     322,384               170,366

Income tax benefit (expense)                                    0               100,000
                                                       ----------             ---------
        Net income                                        322,384               270,366

Preferred dividend requirements                            72,837                67,126
                                                       ----------             ---------
       Net income (loss) after preferred stock         $  249,547             $ 203,240
                                                       ==========             =========


            See notes to consolidated financial statements.


                                               AMERICORP, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                     FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994



                                                        THREE MONTHS          THREE MONTHS
                                                            ENDED                 ENDED
                                                        MARCH 31, 1995       MARCH 31,1994
                                                        --------------       -------------

Cash flows from operating activities:
  Net income                                            $   249,547          $    270,366
  Adjustments to reconcile net income
    to net cash provided by operating activities:
        Depreciation, amortization and accretion             41,255                66,139
        Provision for loan losses                            15,000               (26,000)
        Loss on sales of investment securities
        Change in:
          Other assets                                     (184,417)             (407,650)
          Other liabilities                                  35,801                28,660
                                                        -----------            ----------

              Net cash provided by operating                157,186               (68,485)
                                                        ===========            ===========

Cash flows from investing activities:
  Proceeds from maturities of investment                  4,000,000                98,589
  Proceeds from sales of investment securities
  Purchase of investment securities                      (7,493,304)           (1,969,414)
  Net change in loans                                    (1,811,915)           (1,938,466)
  Purchases of premises and equipment                       (34,499)              (10,415)
  Proceeds from sale of other real estate owned
                                                        -----------            -----------
              Net cash used by investing                 (5,339,718)           (3,819,706)
                                                        -----------            -----------

Cash flows from financing activities:
   Net change in deposits                                (1,579,097)            2,058,791
   Net change in federal funds purchased                  1,350,000
                                                        -----------            ----------
              Net cash provided by financing               (229,097)            2,058,791
                                                        -----------            ----------

Increase (decrease) in cash and cash equivalents         (5,411,629)           (1,829,400)

Cash and cash equivalents at beginning of period          7,522,907             5,335,796
                                                        -----------            ----------
Cash and cash equivalents at end of period              $ 2,111,278            $3,506,396
                                                        ===========            ==========





               See notes to Consolidated Financial Statements.

                            AMERICORP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The financial statements included herein have been prepared by Americorp, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the condensed consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly the Company's financial position, results of operations and changes in financial position for such interim period. These financial statements should be read in conjunction with the Company's financial statements and the notes thereto as of December 31, 1994, included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

Americorp, Inc. is a one-bank holding company whose business is primarily conducted by its wholly-owned subsidiary, Ameribank, National Association (the "Bank"). The accounting principles followed by Americorp, Inc. and its subsidiary, and the methods of applying those principles conform with generally accepted accounting principles and with general practices within the banking industry, where applicable.

The Company's consolidated financial statements include the accounts of

                             AMERICORP, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Continued)


the parent company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment securities are classified and accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 115,
"Accounting for Certain Investments in Debt and Equity Securities," adopted by the Company January 1, 1994.

Pursuant to SFAS 115 investments are classified and accounted for as follows:

     Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

     Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

     Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

                             AMERICORP, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Continued)



Prior to adoption of SFAS 115 all securities were carried at cost adjusted for amortization of premiums and accretions of discounts, as required by SFAS 12, "Accounting for Certain Marketable Securities." For the three months ended March 31, 1995 the Company's investment policy classified all securities, except Federal Reserve Bank Stock, as available-for-sale.

Interest income on loans and leases is recognized in a manner that results in a level yield on the principal amount outstanding.

Statement of Financial Accounting Standards ("SFAS") No. 91 "Accounting for Non-refundable Fees and Cost Associated with Originating and
Acquiring Loans and Initial Direct Costs of Leases," issued in December, 1986, generally requires deferral and amortization of loan fees and direct costs over the life of the related loan.

Since January 1, 1987, the Company has been in compliance with SFAS No.
91. This statement has not had a material impact on the Company's results of operations.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards("SFAS") No. 109 in accounting for financial income tax expense. Previously, the Company accounted for financial income tax expense under the provisions of SFAS 96. Upon application of SFAS 109, the future tax consequences of the differences between the financial reporting and tax bases of the Company's assets and liabilities resulted

                             AMERICORP, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Continued)



in a net deferred tax asset. A valuation allowance was established for all of the net deferred tax asset as of January 1, 1993, and accordingly, the initial adoption of SFAS 109 had no effect on the 1993 financial statements. At December 31, 1994, after considering the operating results for 1994 and other matters, the Company reduced the valuation allowance in order to adjust the net deferred tax asset to an amount which management believes will more likely than not be realized. The valuation allowance was reduced at March 31, 1995 by the tax expense that would have been recorded on pretax income times the statutory rate. Therefore no tax was recorded for the first quarter of 1995.

The Company's provision for loan losses is based upon management's continuing review and evaluation of the loan portfolio and is intended to create an allowance adequate to absorb losses on loans and leases outstanding as of the end of each reporting period. For individually significant amounts, management's review consists of evaluations of the financial strength of the borrowers and the related collateral. The review of groups of loans, which are individually insignificant, is based upon the delinquency status of the group, lending policies and previous collections experience by each category.

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets.

                             AMERICORP, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Continued)



Earnings per share are based upon outstanding shares of common stock of 5,473,889 for the first three months of 1995, the same number of shares outstanding as of December 31, 1994 and March 31, 1994.

The Company has no declared policy of regular dividends. No cash dividends were declared during the three month period ended March 31, 1995.

Statement of Financial Accounting Standards ("SFAS") No. 95 "Statement of Cash Flows," issued in November, 1987, generally requires a statement of cash flows as part of a full set of financial statements for all business enterprises in place of a statement of changes in financial position. The Company adopted SFAS No. 95 prospectively effective January 1, 1988. For purposes of the Statement of Cash Flows, the Company considers cash and cash equivalents to include cash on hand and amounts due from banks and federal funds sold.

                             AMERICORP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



                            Earnings Summary
                            ----------------

The income for the first three months of 1995 was $249,547, a decrease of $46,307 over the same period in 1994. The income per share for these two periods was $.05 and $.04, respectively. Before payment of preferred stock dividends, the Company had net earnings of $322,384 and $170,366 for the first three months of 1995 and 1994, respectively.

Net interest income for the three months ended March 31, 1995 increased $136,778 or 23.8 percent over the same period in 1994. The increase is primarily due to an increased net interest margin caused by asset yields increasing at a faster pace than the increase in funding costs.

The net interest margin, as a percentage of earning assets, increased to
4.97 percent for the first three months of 1995 as opposed to 3.89 percent for the same period in 1994. This increase can be explained by the same factors mentioned above.

Non-interest income for the three month period decreased $9,874 or 9.3 percent from 1994 to 1995.

Non-interest expense increased by $28,809 in the first three months of 1995 from the same period in 1994, a increase of 5.1 percent. This was primarily due to an increase in salaries and employee benefits.

                             AMERICORP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                               (Continued)



For the quarter ended March 31, 1995, return on equity was 15.71 percent on an annualized basis versus 18.72 percent for the first quarter of 1994. The decline was due primarily to a decrease of $100,000 for the tax benefit associated with the utilization of net operating loss carryforwards. Earnings before taxes actually increased by $152,018 over the year earlier period.


                              Risk Elements
                              -------------

The allowance for loan losses at March 31, 1995 was $664,521 or .51 percent lower and 9.5 percent lower than at December 31, 1994 and March 31, 1994 respectively. At March 31, 1995 the allowance represented 1.58 percent of total loans as compared with 1.66 percent at December 31, 1994 and 1.91 percent at March 31, 1994. The increase in the loss reserve as a percentage of loans was due to a large loan loss recovery in the first quarter. At March 31, 1995 non-performing loans represented .10 percent of total loans as compared with .18 percent at December 31, 1994 and .26 percent at March 31, 1994. The allowance for loan losses as a percentage of non-performing loans was 1602 percent at March 31, 1995 as compared with 941 percent at December 31, 1994 and 734 percent at March 31, 1994. The increase is due to a decline in non-performing loans with a relatively static loan loss reserve amount.


                            Capital Resources
                            -----------------

Shareholders' equity of $6,856,144 at March 31, 1995 increased 54.8 percent over the same period in 1994 resulting in an increase in book value (exclusive of preferred stock equity) per common share from $.18

                             AMERICORP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                               (Continued)



at March 31, 1994 to $.57 at March 31, 1995. The increase is the result of earnings retained over this period. Capital for the Company is above minimum regulatory requirements, with GAAP equity of 8.13 percent of total assets at March 31, 1995.

Set forth below are pertinent capital ratios for the Bank as of March
31, 1995:

Minimum Capital Requirement             Bank
- ---------------------------             ----

Tier 1 Capital to Risk-based            10.28% <F1>
     Assets: 4.00%

Total Capital to Risk-based             11.62% <F2>
     Assets: 8.00%

Leverage Ratio (Tier 1 Capital           8.13% <F3>
     to Total Assets): 3.00%

_______________________

<F1>  Minimum for "Well Capitalized" Banks = 6%
<F2>  Minimum for "Well Capitalized" Banks = 10%
<F3>  Minimum for "Well Capitalized" Banks = 5%

The Company's capital is regulated on a tiered holding company basis with Bank Corporation of Georgia ("BCG"), which owns 66.7 percent of the Company's outstanding common stock. The consolidated Tier 1 capital to risk-based assets, total capital to risk-based assets and leverage ratio for BCG at March 31, 1995 was 11.39%, 12.97%, and 8.82%.

                             AMERICORP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                               (Continued)



                 Liquidity and Interest Rate Sensitivity
                 ---------------------------------------

Liquidity management involves the ability to meet cash flow requirements of customers who may be depositors making withdrawals or borrowers needing credit funding. The Company's cash flows are generated from interest and fee income, as well as from loan repayments, deposit acquisition, and maturities or sales of investments. The Company's liquidity needs are provided for primarily through short-term securities, and the maturing of loans. Interest-bearing deposits with banks which averaged approximately $3,602,000 and $2,958,000 for the first quarter of 1995 and 1994, respectively and $2,713,000 for the year ended December 31, 1994 represent the Company's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

As discussed in the Company's 1994 Annual Report on Form 10-KSB
(incorporated by reference herein), the Company repaid $500,000 plus accrued interest due to BCG. Repayment of the note was accomplished December 10, 1993 as part of a restructuring of the Company's capital.

                             AMERICORP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                               (Continued)



The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 1995, the Company's rate sensitive liabilities exceeded rate sensitive assets due within one year by $7,873,000 or 13.7 percent of earning assets.

The Company manages its liquidity through the volatility of its deposits and patterns in loan demand, its current liquidity position, its ability to control funding needs and potential sources of funds. As part of managing liquidity, the Company uses a special balance sheet that measures the Company's liquidity position as a percentage of total assets. The minimum ratio is 3 percent of assets. At March 31, 1995 the ratio was 3.40 percent of assets.

The Company experienced a net decrease in cash and cash equivalents, its primary source of liquidity, of $5,412,000 during the first three months of 1995. Operating activities provided $157,000 of funds. Adjustments to net income for non-cash expenses of depreciation, amortization, and provision for loan losses of $56,000 are included in this amount as a net provision of funds. Investing activities used $5,340,000 of funds, primarily due to an increase in loans and net purchases of investment securities during the three month period. Financing activities used cash of $229,000 during the three months ended March 31, 1995.


                     Agreement with the Comptroller
                     ------------------------------

As a result of a regular examination by the Office of the Comptroller of

                             AMERICORP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                               (Continued)





the Currency which began in July of 1988, the Bank was required to enter into an Agreement with the Office of the Comptroller of the Currency. This agreement, dated 4/20/89, required the Bank to change certain operating procedures, engage an outside consultant, maintain a ratio of primary capital to assets greater than 7%, improve the overall quality of the loan portfolio and provide for adequate sources of liquidity to improve the Bank's financial condition. As a part of this compliance, the Company submitted a strategic plan to the OCC, for the years 1992 through 1994. The plan calls for a continued emphasis on asset quality and minimization of asset growth, aggressive reduction in the Bank's level of non-performing assets and maintenance of adequate levels of capital.

In their Report of Examination dated November 2, 1993, the Comptroller of the Currency terminated the Bank's troubled condition status and the Bank was released from the agreement. This decision was based on the improved condition of the Bank.

                             AMERICORP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                               (Continued)



                             AMERICORP, INC.

                      PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------
               Neither the Company nor its subsidiary is a party to any pending legal proceedings which Management believes would have a material effect upon the operations or financial condition of the Company.

Item 2.   Changes in Securities - Not applicable.
          ---------------------

Item 3.   Defaults Upon Senior Securities - Not applicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders - Not
          ---------------------------------------------------
          applicable.

Item 5.   Other Information - Not applicable.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

        (A)  Exhibits

             The following exhibit is filed as a part of this Report on Form 10-QSB:

            Exhibit 27        Financial Data Schedule

       (B)  No reports were filed on Form 8-K.

                             AMERICORP, INC.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Date:      May 15, 1995
                                        --------------------


                                         AMERICORP, INC.



                                         /s/ James R. McLemore, Jr.
                                        -----------------------------
                                        James R. McLemore, Jr.
                                        Controller
                                        (Principal Financial Officer)

                   Exhibit Index
                   --------------

Exhibit 27         Financial Data Schedule