Form 10QSB
period 1995-06-30
AMERICORP INC
filed 1995-08-14
CIK 757765

                                              FORM 10-QSB
                                  SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON, D. C. 20549


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 1995
                              ----------------------

                                       OR

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT

For the transition period from _______________ to _________________________

                          Commission File Number 0-14272

                                     Americorp, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


             Georgia                                      58-1529300
   ---------------------------------                    -----------------------
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


     --------------------------------------------------------------
    (Former name, former address, and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS
Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.   Yes _____   No ______

APPLICABLE ONLY TO CORPORATE ISSUERS
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes x   No
                                                                   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 1995: 5,473,889 shares of Common Stock, $.01 par value per share.

                                            AMERICORP, INC.

                                                 INDEX

                                                                                  Page No.


PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets
            June 30, 1995, December 31, 1994
            and June 30, 1994                                                          3-4

            Consolidated Statements of Income
            for the Six Months and Quarters Ended
            June 30, 1995 and 1994                                                     5-6

            Consolidated Statements of Cash Flows
            for the Six Months and Quarters Ended
            June 30, 1995 and 1994                                                     7-8

            Notes to Consolidated Financial Statements                                9-12

Item 2.     Management's Discussion and Analysis
                                                                                     13-18

PART II     OTHER INFORMATION                                                           19

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K




                             AMERICORP, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 1995 AND DECEMBER 31, 1994


                                                  ASSETS

                                                   JUNE 30,                         DECEMBER 31,
                                                     1995                              1994
                                                   -------                         ------------

Cash and due from banks                       $     2,563,006                     $     7,522,907
Federal funds sold                                     49,779                               --

Investment securities:
   Available for sale (at market value)            13,542,705                          11,575,876
   Held to maturity                                     --                                  --
                                               --------------                      --------------
                                                   13,542,705                          11,575,876
                                               --------------                      --------------

Loans:                                             43,751,407                          40,180,457
   Less:  Allowance for loan losses                  (673,734)                           (667,903)

                                               --------------                       -------------
     Net loans                                     43,077,673                          39,512,554
                                               --------------                       -------------

Premises and equipment                              2,669,973                           2,370,675
Accrued interest receivable                           542,276                             418,980
Other assets                                        2,550,584                           2,897,673

                                               --------------                       -------------
                                              $    64,995,996                     $    64,298,665
                                              ===============                     ===============



                               LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Demand                                     $     8,202,698                     $     7,656,372
   NOW and money market                            17,431,723                          21,486,848
   Savings                                            446,378                             518,168
   Time                                            30,370,690                          27,812,401
                                             ----------------                     ---------------

     Total deposits                                56,451,489                          57,473,789
                                             ----------------                     ---------------

Accounts payable and other liabilities                609,094                             401,557
Accrued preferred stock dividend                       75,991                              72,837
Borrowed money                                        542,808                                --
                                             ----------------                     ---------------
     Total liabilities                             57,679,382                          57,948,183
                                             ----------------                     ---------------

Shareholders' equity:
   Preferred stock                                  3,787,542                           3,641,900
   Common stock                                        54,739                              54,739
   Surplus                                          8,864,333                           8,864,333
   Accumulated deficit                             (5,390,000)                         (6,210,490)
                                             ----------------                     ---------------

     Total shareholders' equity                     7,316,614                           6,350,482
                                             ----------------                     ---------------
                                             $     64,995,996                     $    64,298,665
                                             ================                     ===============



See notes to Consolidated Financial Statements.

                                AMERICORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1995 AND JUNE 30, 1994


                                             ASSETS

                                                       JUNE 30,                            JUNE 30,
                                                         1995                                1994
                                                       -------                            ----------

Cash and due from banks                         $     2,563,006                     $     1,961,830
Federal funds sold                                       49,779                           1,321,825

Investment securities:
   Available for sale (at market value)              13,542,705                           8,834,879
   Held to maturity                                       --                              1,988,690
                                                 --------------                     ---------------
                                                     13,542,705                          10,823,569
                                                 --------------                     ---------------

Loans:                                               43,751,407                          39,038,522
   Less:  Allowance for loan losses                    (673,734)                           (644,072)

                                                 --------------                     ---------------
     Net loans                                       43,077,673                          38,394,450
                                                 --------------                     ---------------

Premises and equipment                                2,669,973                           2,451,179
Accrued interest receivable                             542,276                             291,107
Other assets                                          2,550,584                           1,165,715
                                                 --------------                     ---------------
                                                $    64,995,996                     $    56,409,675
                                                ===============                     ===============



LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Demand                                       $     8,202,698                     $     6,303,202
   NOW and money market                              17,431,723                          21,925,578
   Savings                                              446,378                             542,617
   Time                                              30,370,690                          22,632,193
                                                ---------------                     ---------------

     Total deposits                                  56,451,489                          51,403,590
                                                ---------------                     ---------------

Accounts payable and other liabilities                  609,094                             245,686
Accrued preferred stock dividend                         75,991                              70,009
Borrowed money                                          542,808                                --
                                                ---------------                     ---------------

     Total liabilities                               57,679,382                          51,719,285
                                                ---------------                     ---------------

Shareholders' equity:
   Preferred stock                                    3,787,542                           3,500,450
   Common stock                                          54,739                              54,739
   Surplus                                            8,864,333                           8,864,333
   Accumulated deficit                               (5,390,000)                         (7,729,132)
                                                 --------------                      --------------

     Total shareholders' equity                       7,316,614                           4,690,390
                                                 --------------                      --------------
                                                $    64,995,996                     $    56,409,675
                                                ===============                     ===============



See notes to Consolidated Financial Statements.

                                         AMERICORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                                       SIX MONTHS                                  SIX MONTHS
                                                         ENDED                                       ENDED
                                                      JUNE 30, 1995                               JUNE 30, 1994


Interest and fees on loans                           $  2,191,921                                  $  1,681,854
Interest on investment securities                          73,172                                       211,141
Interest on federal funds sold                            509,254                                        34,290

                                                     ------------                                  ------------
Total interest income                                   2,774,347                                     1,927,285
                                                     ------------                                  ------------

Interest expense:
   Interest on NOW and money market accounts              330,991                                       357,466
   Interest on savings and time deposits                  876,947                                       471,015
   Other borrowings                                        (3,721)                                         --

                                                     ------------                                  ------------
     Total interest expense                             1,204,217                                       828,481
                                                     ------------                                  ------------
     Net interest income                                1,570,130                                     1,098,804
                                                     ------------                                  ------------

Provision for loan losses                                  30,000                                       (11,000)
                                                     ------------                                  ------------

   Net interest income after provision for
   loan losses                                          1,540,130                                     1,109,804
                                                     ------------                                  ------------
Other income:
   Service charge on deposit accounts                     111,865                                       122,473
   Gain on sale of SBA loans                                --                                           49,177
   Other                                                  188,538                                       181,444

                                                     ------------                                  ------------

     Total other income                                  300,403                                        353,094
                                                     -----------                                   ------------
Other expenses:
   Salaries and employee benefits                        580,179                                        476,435
   Occupancy                                              78,810                                        113,701
   Equipment                                             101,294                                         91,336
   Other operating expenses                              454,342                                        431,917

                                                     -----------                                   ------------
      Total other expenses                             1,214,625                                      1,113,389
                                                     -----------                                   ------------

        Earnings before income taxes                     625,908                                        349,509

Income tax benefit                                         --                                           200,000
                                                     -----------                                   ------------

        Net income                                       625,908                                        549,509

Preferred dividend requirements                          148,828                                        138,645
                                                     -----------                                    -----------

   Net income (loss) after preferred stock
   requirements                                      $   477,080                                   $    410,864
                                                     ===========                                   ============


          See notes to consolidated financial statements.

                                 AMERICORP, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                                            THREE MONTHS                  THREE MONTHS
                                                               ENDED                         ENDED
                                                            JUNE 30, 1995                 JUNE 30, 1994
                                                            -------------                 -------------

  Interest and fees on loans                                $   1,100,653                   $  813,759
  Interest on investment securities                                21,550                      119,967
  Interest on federal funds sold                                  255,979                       11,868
                                                            -------------                   ----------
   Total interest income                                        1,378,182                      945,594
                                                            -------------                   -----------

Interest expense:
   Interest on NOW and money market accounts                      164,436                      177,002
   Interest on savings and time deposits                          454,387                      244,486
   Other borrowings                                                (4,372)                        --
                                                            -------------                   ----------

     Total interest expense                                       614,451                      421,488
                                                            -------------                   ----------

     Net interest income                                          763,731                      524,106

          Provision for loan losses                                15,000                       15,000
                                                            -------------                   -----------

             Net interest income after provision
             for loan losses                                      748,731                      509,106
                                                            -------------                   ----------
Other income:
  Service charge on deposit accounts                               61,265                       70,139
  Gain on sale of SBA loans                                          --                         49,177
  Other                                                           143,179                      127,945

                                                           --------------                    ---------

     Total other income                                           204,444                      247,261

Other expenses:
  Salaries and employee benefits                                  309,452                      243,178
  Occupancy                                                        41,412                       61,781
  Equipment                                                        51,496                       46,155
  Other operating expenses                                        247,291                      226,110

                                                           --------------                    ---------

     Total other expenses                                         649,651                      577,224
                                                           --------------                    ---------

      Earnings before income taxes                                303,524                      179,143

Income tax benefit                                                   --                        100,000
                                                           --------------                    ---------

   Net income                                                     303,524                      279,143

Preferred dividend requirements                                    75,991                       71,519
                                                           --------------                   ----------
   Net income (loss) after preferred
   stock requirements                                      $      227,533                    $  207624
                                                           ==============                   ==========


          See notes to consolidated finacial statements.

                                   AMERICORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                                              SIX MONTHS                           SIX MONTHS
                                                                ENDED                               ENDED
                                                             JUNE 30, 1995                       JUNE 30, 1994
                                                            --------------                       --------------

Cash flows from operating activities:
   Net income                                                  $   625,908                          $  549,509
   Adjustments to reconcile net income
     to net cash provided by operating activities:
          Depreciation, amortization and accretion                  80,508                             111,651
          Provision for loan losses                                 30,000                             (11,000)
          (Gain) loss on sale of investment securities                 523                                 545
          Change in:
            Other assets                                            46,888                            (103,758)
            Other liabilities                                      750,313                             (39,124)
                                                               -----------                          -----------
               Net cash provided by operating activities         1,534,140                             507,823
                                                               -----------                          ----------

Cash flows from investing activities:
   Proceeds from maturities of investment securities             4,000,000                             163,925
   Proceeds from sales of investment securities                  1,944,318                           2,000,469
   Purchase of investment securities                            (7,379,343)                         (3,644,919)
   Net change in loans                                          (3,595,119)                         (2,611,682)
   Purchases of premises and equipment                            (391,818)                            (28,633)
                                                               -----------                          ----------

               Net cash used by investing activities            (5,421,962)                         (4,120,840)
                                                              ------------                          ----------

Cash flows from financing activities:
   Net change in deposits                                       (1,022,300)                          1,560,876
                                                              ------------                           ---------

               Net cash provided by financing activities        (1,022,300)                          1,560,876
                                                              ------------                           ---------

Increase (decrease) in cash and cash equivalents                (4,910,122)                         (2,052,141)

Cash and cash equivalents at beginning of period                 7,522,907                           5,335,796
                                                              ------------                        ------------
Cash and cash equivalents at end of period                    $  2,612,785                        $  3,283,655
                                                              ============                        ============




See notes to Consolidated Financial Statements.

                              AMERICORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994


                                                             THREE MONTHS                        THREE MONTHS
                                                                ENDED                               ENDED
                                                             JUNE 30, 1995                       JUNE 30, 1994
                                                             -------------                       -------------

Cash flows from operating activities:
   Net income                                             $       376,361                     $       279,143
   Adjustments to reconcile net income
     to net cash provided by operating activities:
          Depreciation, amortization and accretion                 39,253                              45,512
          Provision for loan losses                                15,000                              15,000
          Loss on sales of investment securities                      523                                 545
          Change in:
            Other assets                                          231,305                             303,893
            Other liabilities                                     714,512                             (67,783)
                                                              -----------                           ---------
               Net cash provided by operating activities        1,376,954                             576,310
                                                              -----------                           ---------

Cash flows from investing activities:
   Proceeds from maturities of investment securities                 --                                65,336
   Proceeds from sales of investment securities                 2,058,279                           2,000,469
   Purchase of investment securities                                 --                            (1,675,505)
   Net change in loans                                         (1,783,204)                           (673,216)
   Purchases of premises and equipment                           (357,319)                            (18,220)
                                                               ----------                          ----------
               Net cash used by investing activities              (82,244)                           (301,136)
                                                               ----------                          ----------

Cash flows from financing activities:
   Net change in deposits                                         556,797                            (497,915)
   Net change in federal funds purchased                       (1,350,000)                               --
                                                               ----------                          ----------

               Net cash provided by financing activities         (793,203)                           (497,915)
                                                               ----------                          ----------

Increase (decrease) in cash and cash equivalents                  501,507                            (222,741)

Cash and cash equivalents at beginning of period                2,111,278                           3,506,396
                                                               ----------                          ----------
Cash and cash equivalents at end of period                    $ 2,612,785                          $3,283,655
                                                              ===========                          ==========




See notes to Consolidated Financial Statements.

                                            AMERICORP, INC.


                              NOTES TO CONSOLIDATED FINANACIAL STATEMENTS



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

The Company's consolidated financial statements include the accounts of the parent company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

                               AMERICORP, INC.

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

Prior to adoption of SFAS 115 all securities were carried at cost adjusted for amortization of premiums and accretions of discounts, as required by SFAS 12, "Accounting for Certain Marketable Securities." For the six months ended June 30, 1995 the Company's investment policy classified all securities, except Federal Reserve Bank Stock, as available - for - sale.

Interest income on loans is recognized in a manner that results in a level

                                AMERICORP, INC.

yield on the principal amount outstanding.

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

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards("SFAS") No. 109 in accounting for financial income tax expense. Previously, the Company accounted for financial income tax expense under the provisions of SFAS 96. Upon application of SFAS 109, the future tax consequences of the differences between the financial reporting and tax bases of the Company's assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for all of the net deferred tax asset as of January 1, 1993, and accordingly, the initial adoption of SFAS 109 had no effect on the 1993 financial statements. At December 31, 1994, after considering the operating results for 1994 and other matters, the Company reduced the valuation allowance in order to adjust the net deferred tax asset to an amount which management believes will more likely than not be realized. The valuation allowance was reduced at March 31 and June 30, 1995 by the tax expense that would have been recorded on pretax income times the statutory rate. Therefore, no tax was recorded for the first two quarters of 1995.

The Company's provision for loan losses is based upon management's continuing

                                AMERICORP, INC.

review and evaluation of the loan portfolio and is intended to create an allowance adequate to absorb losses on loans outstanding as of the end of each reporting period. For individually significant amounts, management's review consists of evaluations of the financial strength of the borrowers and the related collateral. The review of groups of loans, which are individually insignificant, is based upon the delinquency status of the group, lending policies and previous collections experience by each category.

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is principally computed on the straight-line method over the estimated useful lives of the assets.

Earnings per share are based upon outstanding shares of common stock of 5,473,889 for the first six months of 1995, the number of shares outstanding as of December 31, 1994 and June 30, 1994.

The Company has no declared policy of regular dividends. No cash dividends were declared during the six month period ended June 30, 1995.

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

                                AMERICORP, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS



                            Earnings Summary
                            ----------------

Net income for the first six months of 1995 was $477,080, an increase of $66,216 over the same period in 1994. The net income per share for these two periods was $.09 and $.08, respectively. Before payment of preferred stock dividends, the Company had net earnings of $625,908 and $549,509 for the first six months of 1995 and 1994, respectively. Net income for the quarter ended June 30, 1995 was $227,533, an increase of $19,909 over the same period in 1994. The net income per share for these two periods was $.04 and $.04, respectively.

Net interest income for the six months ended June 30, 1995 increased $471,326 or 42.9 percent over the same period in 1994. Net interest income for the quarter ended June 30, 1995 increased $239,625 or 45.7 percent over the quarter ended June 30, 1994. These increases are primarily due to an increase in net earning assets over the same period in 1994, and asset yields increasing at a faster pace than the increase in funding costs.

The net interest margin, as a percentage of earning assets, increased to 5.93 percent for the first six months of 1995 as compared to 4.38 percent for the

                                AMERICORP, INC.

same period in 1994. For the quarter ended June 30, 1995, the net interest margin as a percent of interest earning assets was 5.77 percent versus 4.18 percent for the same period in 1994. This rise can be explained by the same factors mentioned above.

Non-interest income for the six month period decreased $52,691 or 14.9 percent from 1994 to 1995. Non-interest income for the quarter ended June 30, 1995 decreased $82,864 or 33.5 percent over the same period in 1994. These decreases were primarily the result of a gain on the sale of SBA loans which occurred during the second quarter of 1994.


Non-interest expense increased by $101,236 in the first six months of 1995 from the same period in 1994, an increase of 9.1 percent. Non-interest expense for the quarter ended June 30, 1995 increased by $72,427 or 12.5 percent over the same period in 1994. The increase was primarily due to an increase in salaries and employee benefits over the same period in 1994.


For the first six months of 1995, return on equity was 13.95 percent on an annualized basis versus 18.05 percent for the same period a year earlier. For the quarter ended June 30, 1995, return on equity was 12.84 percent on an annualized basis versus 18.38 percent for the second quarter of 1994. The decline was primarily due to a decrease of $200,000 for the tax benefit associated with the utilization of net operating loss carry-forwards.

                                AMERICORP, INC.

Earnings before taxes actually increased by $276,399 over the six month period a year earlier primarily as a result of a sharp increase in net interest income. Preferred stock requirements were $148,828 for the six month period ended June 30, 1995 and $138,645 for the same period in 1994.


                         Risk Elements
                         -------------

The allowance for loan losses at June 30, 1995 was $673,734 or .9 percent and
4.6 percent higher than at December 31, 1994 and June 30, 1994, respectively. At June 30, 1995 the allowance represented 1.54 percent of total loans as compared with 1.66 percent at December 31, 1994 and 1.64 percent at June 30, 1994. The decrease in the loss reserve as a percentage of loans was due to a decrease in non-performing loans (nonaccrual loans and loans past due 90 days or more and still accruing) in the amount of $71,000 during the six months ended June 30, 1995. At June 30, 1995 non-performing loans represented .00 percent of total loans as compared with .18 percent at December 31, 1994 and
 .27 percent at June 30, 1994.


                       Capital Resources
                       -----------------

Shareholders' equity of $7,316,614 at June 30, 1995 increased 56.0 percent over the same period in 1994 resulting in book value (exclusive of preferred stock equity) per common share of $.64 compared to $.22 at June 30, 1994. The increase is the result of earnings retained over this period. Earnings over

                                AMERICORP, INC.

this period included recognition of deferred tax assets of 1,556,000 over this period. Capital for the Company is above regulatory requirements, with GAAP equity of 11.26 percent of total assets at June 30, 1995.

Set forth below are pertinent capital ratios for the Bank as of June 30, 1995:

Minimum Capital Requirement               Bank
---------------------------               -----

Tier 1 Capital to Risk-based              11.10% (1)
       Assets: 4.00%

Total Capital to Risk-based               12.35% (2)
       Assets: 8.00%

Leverage Ratio (Tier 1 Capital            8.73% (3)
       to Total Assets): 3.00%

__________________________

 (1)   Minimum for "Well Capitalized" Banks = 6%
 (2)   Minimum for "Well Capitalized" Banks = 10%
 (3)   Minimum for "Well Capitalized" Banks = 5%


The Company's capital is regulated on a tiered holding company basis with Bank Corporation of Georgia ("BCG"), which owns 66.67 percent of the Company's outstanding common stock. BCG's consolidated Tier 1 capital to risk-based assets, total capital to risk-based assets and leverage ratio for BCG at June 30, 1995 was 10.46%, 12.80%, and 7.98%.

          Liquidity and Interest Rate Sensitivity
          ---------------------------------------

Liquidity management involves the ability to meet cash flow requirements of customers who may be depositors making withdrawals or borrowers needing credit funding. The Company's cash flows are generated from interest and fee income, as well as from loan repayments, deposit acquisition, and maturities or sales

                                 AMERICORP, INC.

of investments. The Company's liquidity needs are provided for primarily through short-term securities, and the maturing of loans. Federal funds sold represent the Company's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately 2,493,000 and 2,138,000 for the six months ended June 30, 1995 and 1994, respectively. The average balances for the quarters ended June 30, 1995 and 1994 were approximately 1,397,000 and 1,982,000, respectively. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At June 30, 1995, the Company's rate sensitive liabilities exceeded rate sensitive assets due within one year by $5,655,000.

The Company manages its liquidity through the volatility of its deposits and patterns in loan demand, its current liquidity position, its ability to control funding needs and potential sources of funds. As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. The target ratio is 85 percent. At June 30, 1995 the ratio was 77.5 percent.

The Company experienced a net decrease in cash and cash equivalents, its primary source of liquidity, of $4,910,122 during the first six months of 1995. Operating activities provided $1,534,140 of funds. Adjustments to net

                              AMERICORP, INC.

income for non-cash expenses of depreciation, amortization, and provision for loan losses of $80,508 are included in this amount as a net provision of funds. Investing activities used $5,421,962 of funds, primarily due to an increase in loans and purchases of investment securities during the six month period. Financing activities used net cash of $1,022,300 due to decreases in deposit accounts during the six months ended June 30, 1995.


                      Agreement with the Comptroller
                      ------------------------------

As a result of a regular examination by the Office of the Comptroller of the Currency which began in July of 1988, the Bank was required to enter into an Agreement with the Office of the Comptroller of the Currency. This agreement, dated 4/20/89, required the Bank to change certain operating procedures, engage an outside consultant, maintain a ratio of primary capital to assets greater than 7%, improve the overall quality of the loan portfolio and provide for adequate sources of liquidity to improve the Bank's financial condition. As a part of this compliance, the Company submitted a strategic plan to the OCC, for the years 1992 through 1994. The plan calls for a continued emphasis on asset quality and minimization of asset growth, aggressive reduction in the Bank's level of non-performing assets and maintenance of adequate levels of capital.

In their Report of Examination dated November 2, 1993, the Comptroller of the Currency terminated the Bank's troubled condition status and the Bank was released from the agreement. This decision was based on the improved condition of the Bank.

<PAGE<


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

Item 2.  Changes in Securities - Not applicable.
         ---------------------

Item 3.  Defaults Upon Senior Securities - Not applicable.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable.
         ---------------------------------------------------

Item 5.  Other Information - Not applicable.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

        (A)     Exhibit 27

                The following exhibit is filed as a part of this Report on Form 10-QSB:

                Exhibit 27 - Financial Data Schedule

        (B)     Reports on Form 8-K

                No reports were filed on Form 8-K.

                                AMERICORP, INC.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Date:     August 10, 1995

                                      AMERICORP, INC.


                                       /s/ James R. McLemore, Jr.
                                     -----------------------------
                                     James R. McLemore, Jr.
                                     Treasurer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)

                                 Exhibit Index
                                 --------------

Exhibit 27                       Financial Data Schedule