Form 10QSB
period 1995-09-30
AMERICORP INC
filed 1995-11-14
CIK 757765

                           FORM 10-QSB
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549


[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1995
                               ------------------

                                OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT

For the transition period from _____________ to_____________

                  Commission File Number 0-14272

                               Americorp, Inc.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


           Georgia                           58-1529300
----------------------------             ----------------
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


 ----------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes ___    No ___

APPLICABLE ONLY TO CORPORATE ISSUERS
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No
                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 1995: 5,473,889 shares of Common Stock, $.01 par value per share.

                         AMERICORP, INC.

                              INDEX


                                                         Page No.
                                                        ---------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         September 30, 1995, December 31, 1994
         and September 30, 1994                               3-4

         Consolidated Statements of Income
         for the Nine Months and Quarters Ended
         September 30, 1995 and 1994                          5-6

         Consolidated Statements of Cash Flows
         for the Nine Months and Quarters Ended
         September 30, 1995 and 1994                          7-8

         Notes to Consolidated Financial Statements          9-12

Item 2.  Management's Discussion and Analysis
                                                            13-18

PART II  OTHER INFORMATION                                     19

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                                   AMERICORP, INC.
                             CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

               ASSETS
               ------
                                                 SEPTEMBER 30        SEPTEMBER 30,
                                                     1995               1994
                                                 ------------       -------------
Cash and due from banks                           $1,965,410          $1,473,986
Federal funds sold                                 2,273,955           1,574,902

Investment securities: Available for sale         13,508,624           8,788,275
                          Held to maturity             ----               ----
                                                 ------------       ------------
                                                  13,508,624           8,788,275
                                                 ------------       ------------

Loans:                                            46,338,275          42,088,683
   Less:  Allowance for possible loan losses        (697,872)           (641,369)
                                                 -----------        ------------
          Loans, net                              45,640,403          41,447,314

Bank premises and equipment                        2,591,244           2,412,084
Accrued interest receivable                          536,891             372,820
Other assets                                       2,964,283           1,235,424
                                                 -----------        ------------
                                                 $69,480,810         $57,304,805
                                                 ===========        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
   Demand                                         $8,295,874          $6,219,340
   Interest bearing demand                        17,673,919          21,699,168
   Savings                                           576,808             519,437
   Time                                           32,216,596          23,488,305
                                                  ----------          ----------
       Total deposits                             58,763,197          51,926,250

Accounts payable and accrued expense                 964,316             279,435
Accrued preferred stock dividends                     72,837              71,409
Borrowed money                                     2,000,000               ----
                                                  ----------          ----------

         Total liabilities                        61,800,350          52,277,094

Stockholders' equity:
   Preferred stock                                 3,863,534           3,570,459
   Common stock                                       54,739              54,739
   Capital surplus                                 8,846,167           8,864,333
   Retained earnings                              (5,083,980)         (7,461,820)
                                                  ----------          ----------

        Total stockholders' equity                 7,680,460           5,027,711
                                                  ----------          ----------

                                                 $69,480,810         $57,304,805
                                                 ===========         ===========

                                   AMERICORP, INC.
                             CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 1995 AND DECEMBER 31, 1994




               ASSETS
               ------
                                                 SEPTEMBER 30        DECEMBER 31,
                                                     1995               1994
                                                 ------------       -------------


Cash and due from banks                           $1,965,410          $7,522,907
Federal funds sold                                 2,273,955               ----

Investment securities: Available for sale         13,508,624          11,575,876
                         Held to maturity               ----               ----
                                                 -----------        ------------
                                                  13,508,624          11,575,876
                                                 -----------        ------------
Loans:                                            46,338,275          40,180,457
   Less:  Allowance for possible loan losses        (697,872)           (667,903)
                                                 -----------        ------------
          Loans, net                              45,640,403          39,512,554

Bank premises and equipment                        2,591,244           2,370,675
Accrued interest receivable                          536,891             418,980
Other assets                                       2,964,283           2,897,673
                                                 -----------        ------------
                                                 $69,480,810         $64,298,665
                                                 ===========        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
   Demand                                         $8,295,874          $7,656,372
   Interest bearing demand                        17,673,919          21,486,848
   Savings                                           576,808             518,168
   Time                                           32,216,596          27,812,401
                                                  ----------          ----------
       Total deposits                             58,763,197          57,473,789

Accounts payable and accrued expense                 964,316             401,557
Accrued preferred stock dividends                     72,837              72,837
Borrowed money                                     2,000,000               ----
                                                  ----------          ----------

         Total liabilities                        61,800,350          57,948,183

Stockholders' equity:
   Common stock                                       54,739              54,739
   Preferred stock                                 3,863,534           3,641,900
   Capital surplus                                 8,846,167           8,864,333
   Retained earnings                              (5,083,980)         (6,210,490)
                                                  ----------          ----------

        Total stockholders' equity                 7,680,460           6,350,482
                                                  ----------          ----------

                                                 $69,480,810         $64,298,665
                                                 ===========         ===========

                                   AMERICORP, INC.
                          CONSOLIDATED STATEMENT OF EARNINGS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                  NINE MONTHS         NINE MONTHS
                                                    ENDED                 ENDED
                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                     1995                1994
                                                 ------------        -------------
Interest income:
   Interest and fees on loans                     $3,402,295          $2,618,620
   Interest on investment securities                 764,852             316,993
   Interest on federal funds                         105,983              58,622
                                                 -----------         -----------

        Total interest income                      4,273,130           2,994,235
                                                 -----------         -----------

Interest expense:
   Interest on NOW and money market accounts         507,613             538,681
   Interest on savings and time deposits           1,358,312             735,647
   Other borrowings                                   13,064                ----
                                                 -----------          ----------

        Total interest expense                     1,878,989           1,274,328
                                                 -----------          ----------

        Net interest income                        2,394,141           1,719,907

Provision for possible loan losses                    45,000               4,000
                                                 -----------         -----------
Net interest income after provision
   for possible loan losses                        2,349,141           1,715,907
                                                 -----------         -----------
Other operating income:
   Service charge on deposit accounts                172,181             182,789
   Gain on sale of SBA loans                             100              56,741
   Other                                             271,065             272,489
                                                 -----------         -----------

        Total other operating income                 443,346             512,019
                                                 -----------         -----------
Other operating expense:
   Salaries and employee benefits                    865,056             726,600
   Occupancy                                         123,322             169,555
   Equipment                                         160,886             136,676
   Other operating expense                           630,312             628,057
                                                 -----------         -----------

        Total other operating expense              1,779,576           1,660,888
                                                 -----------         -----------

            Earnings before income taxes           1,012,911             567,038

Income tax expense (benefit)                           ----             (300,000)
                                                 -----------         -----------

            Net income                             1,012,911             867,038

Preferred dividend requirements                      221,666             210,054
                                                 -----------         -----------

Net income after preferred stock requirements       $791,245            $656,984
                                                 ===========         ===========

                                   AMERICORP, INC.
                          CONSOLIDATED STATEMENT OF EARNINGS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



                                                 THREE MONTHS         THREE MONTHS
                                                    ENDED                 ENDED
                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                     1995                1994
                                                 ------------        --------------

Interest income:
   Interest and fees on loans                     $1,210,374            $936,766
   Interest on investment securities:                255,598             105,852
   Interest on federal funds                          32,811              24,332
                                                 -----------         -----------
        Total interest income                      1,498,783           1,066,950
                                                 -----------         -----------

Interest expense:
   Interest on NOW and money market accounts         176,622             181,215
   Interest on savings and time deposits             481,365             264,626
   Other borrowings                                   16,785                   6
                                                 -----------         -----------
        Total interest expense                       674,772             445,847
                                                 -----------         -----------

        Net interest income                          824,011             621,103

Provision for possible loan losses                    15,000              15,000
                                                 -----------         -----------

Net interest income after provision
   for possible loan losses                          809,011             606,103
                                                 -----------         -----------
Other operating income:
   Service charge on deposit accounts                 60,316              60,316
   Gain on sale of SBA loans                             100               7,564
   Other                                              82,527              91,045
                                                 -----------         -----------
        Total other operating income                 142,943             158,925
                                                 -----------         -----------

Other operating expense:
   Salaries and employee benefits                    284,877             250,165
   Occupancy                                          44,512              55,854
   Equipment                                          59,592              45,340
   Other operating expense                           175,970             196,140
                                                 -----------         -----------
        Total other operating expense                564,951             547,499
                                                 -----------         -----------

            Earnings before income taxes             387,003             217,529

Income tax expense (benefit)                           ----              100,000
                                                 -----------         -----------
            Net income                               387,003             317,529

Preferred dividend requirements                       72,838              71,409
                                                 -----------         -----------
Net income after preferred stock requirements       $314,165            $246,120
                                                 ===========         ===========


                            AMERICORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                                NINE MONTHS                  NINE MONTHS
                                                                   ENDED                        ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    1995                         1994
                                                                -------------                -------------

Cash flows from operating activities:

   Net income (loss)                                                $1,012,911                  $867,038
   Adjustments to reconcile net earnings to net cash
      provided from operating activities:
       Depreciation, amortization and accretion                        120,499                   158,888
       Provision for loan losses                                        45,000                     4,000
       Loss on sale of investment securities                               523                       645
       Change in:
            Other assets                                              (347,873)                 (266,108)
            Other liabilities                                          562,727                    (5,366)
                                                                --------------               ------------
Net cash provided by operating activities                            1,393,787                   759,097
                                                                --------------               ------------
Cash flows from investing activities:

   Proceeds from maturities of investment securities                 4,000,000                  1,228,734
   Proceeds from sales of investment securities                      1,944,318                  2,999,941
   Purchase of investment securities                                (7,379,343)                (3,644,919)
   Net change in loans                                              (6,172,849)                (5,679,546)
   Purchases of premises and equipment                                (358,863)                   (33,751)
                                                               ---------------               ------------

Net cash provided (used) by investing activities                    (7,966,737)                (5,129,541)
                                                              ----------------               ------------

Cash flows from financing activities:

   Net change in deposits                                            1,289,408                  2,083,536
   Net change in federal funds purchased                             2,000,000                      ----
                                                              ----------------               ------------

Net cash provided by financing activities                            3,289,408                  2,083,536
                                                             -----------------               ------------

Net (decrease) in cash and cash equivalents                         (3,283,542)                (2,286,908)

Cash and cash equivalents at beginning of period                     7,522,907                  5,335,796
                                                            ------------------               ------------

Cash and cash equivalents at end of period                          $4,239,365                 $3,048,888
                                                            ==================               ============

                                                         AMERICORP, INC. AND SUBSIDIARY
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE THREE MONTHS ENDED  SEPTEMBER 30, 1995 AND 1994


                                                                  THREE MONTHS           THREE MONTHS
                                                                     ENDED                   ENDED
                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                                      1995                   1994
                                                                  ------------           --------------


Cash flows from operating activities:

   Net income (loss)                                                  $387,003                $317,529
   Adjustments to reconcile net earnings to net cash
     provided from operating activities:
       Depreciation, amortization and accretion                         39,991                  47,237
       Provision for loan and real estate owned losses                  15,000                  15,000
       Loss on sale of investment securities                             ----                      100
       Change in:
            Other assets                                              (394,761)               (162,343)
            Other liabilities                                          355,222                  33,749
                                                                  ------------            ------------

Net cash provided by operating activities                              402,455                 251,272
                                                                  ------------            ------------

Cash flows from investing activities:

   Proceeds from maturities of investment securities                    ----                1,064,809
   Proceeds from sales of investment securities                         ----                  999,472
   Purchase of investment securities                                    ----                     ----
   Net change in loans                                              (2,577,730)            (3,067,864)
   Purchases of premises and equipment                                  32,955                 (5,116)
                                                                  ------------             -----------

Net cash (used) by investing activities                             (2,544,775)            (1,008,699)
                                                                  ------------             -----------

Cash flows from financing activities:

   Net change in deposits                                           2,311,708                  522,660
   Net change in federal funds purchased                            1,457,192                   ----
                                                                  ------------             -----------

Net cash provided  by financing activities                          3,768,900                  522,660
                                                                  ------------             -----------

Net increase (decrease) in cash and cash equivalents                1,626,580                 (234,767)

Cash and cash equivalents at beginning of period                    2,612,785                3,283,655
                                                                  -----------              -----------

Cash and cash equivalents at end of period                         $4,239,365               $3,048,888
                                                                 ============              ===========

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

Prior to adoption of SFAS 115 all securities were carried at cost adjusted for amortization of premiums and accretions of discounts, as required by SFAS 12, "Accounting for Certain Marketable Securities." For the nine months ended September 30, 1995 the Company's investment policy classified all securities, except Federal Reserve Bank Stock, as available - for - sale.

Interest income on loans is recognized in a manner that results in a level yield on the principal amount outstanding.

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

Since January 1, 1987, the Company has been in compliance with SFAS No. 91. This statement has not had a material impact on the

Company's results of operations.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards("SFAS") No. 109 in accounting for financial income tax expense. Previously, the Company accounted for financial income tax expense under the provisions of SFAS 96. Upon application of SFAS 109, the future tax consequences of the differences between the financial reporting and tax bases of the Company's assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for all of the net deferred tax asset as of January 1, 1993, and accordingly, the initial adoption of SFAS 109 had no effect on the 1993 financial statements. At December 31, 1994, after considering the operating results for 1994 and other matters, the Company reduced the valuation allowance in order to adjust the net deferred tax asset to an amount which management believes will more likely than not be realized. The valuation allowance was reduced at March 31, June 30, and September 30, 1995 by the tax expense that would have been recorded on pretax income times the statutory rate. Therefore, no tax was recorded for the first three quarters of 1995.

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

Earnings per share are based upon outstanding shares of common stock of 5,473,889 for the first nine months of 1995, the number of shares outstanding as of December 31, 1994 and June 30, 1994.

The Company has no declared policy of regular dividends. No cash dividends were declared during the nine month period ended
September 30, 1995.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS

                         Earnings Summary
                         ----------------

Net income for the first nine months of 1995 was $791,245, an increase of $134,261 over the same period in 1994. The net income per share for these two periods was $.14 and $.12, respectively. Before payment of preferred stock dividends, the Company had net earnings of $1,012,911 and $867,038 for the first nine months of 1995 and 1994, respectively. Net income for the quarter ended September 30, 1995 was $314,165 an increase of $68,045 over the same period in 1994. The net income per share for these two periods was $.06 and $.05, respectively.

Net interest income for the nine months ended September 30, 1995 increased $674,234 or 39.2 percent over the same period in 1994. Net interest income for the quarter ended September 30, 1995 increased $202,908 or 32.7 percent over the quarter ended September 30, 1994. These increases are primarily due to an increase in net earning assets over the same period in 1994, and asset yields increasing at a faster pace than the increase in funding costs.

The net interest margin, as a percentage of earning assets, increased to 5.47 percent for the first nine months of 1995 as compared to 4.43 percent for the same period in 1994. For the quarter ended September 30, 1995, the net interest margin as a percent of interest earning assets was 5.58 percent versus 4.80 percent for the same period in 1994. This rise can be explained by the same factors mentioned above.

Non-interest income for the nine month period decreased $68,673 or 13.4 percent from 1994 to 1995. Non-interest income for the quarter ended September 30, 1995 decreased $15,982 or 10.1 percent over the same period in 1994. These decreases were primarily the result of decreases in the gain on the sale of SBA loans.

Non-interest expense increased by $118,688 in the first nine months of 1995 from the same period in 1994, an increase of 7.1 percent. Non-interest expense for the quarter ended September 30, 1995 increased by $17,452 or 3.2 percent over the same period in 1994. The increase was primarily due to an increase in salaries and employee benefits over the same period in 1994.

For the first nine months of 1995, return on equity was 14.96 percent on an annualized basis versus 20.09 percent for the same period a year earlier. For the quarter ended September 30, 1995, return on equity was 17.25 percent on an annualized basis versus
18.38 percent for the third quarter of 1994. The decline was primarily the result of a decrease in the tax benefits associated with the utilization of net operating loss carry-forwards. Earnings before taxes actually increased by $445,873 over the nine month period a year earlier primarily as a result of the increase in net interest income. Preferred stock requirements were $221,666 for the nine month period ended September 30, 1995 and $210,054 for the same period in 1994.

                          Risk Elements
                          -------------

The allowance for loan losses at September 30, 1995 was $697,872 or 4.5 percent and 8.8 percent higher than at December 31, 1994 and September 30, 1994, respectively. At September 30, 1995 the allowance represented 1.51 percent of total loans as compared with 1.66 percent at December 31, 1994 and 1.52 percent at September 30, 1994. The decrease in the loss reserve as a percentage of loans was due to a decrease in non-performing loans (nonaccrual loans and loans past due 90 days or more and still accruing) in the amount of $71,000 during the nine months ended September 30, 1995. At September 30, 1995 non-performing loans represented .00 percent of total loans as compared with .18 percent at December 31, 1994 and .17 percent at September 30, 1994.

                        Capital Resources
                        -----------------

Shareholders' equity of $7,680,460 at September 30, 1995 increased 52.8 percent over the same period in 1994 resulting in book value (exclusive of preferred stock equity) per common share of $.70 compared to $.27 at September 30, 1994. The increase is the result of earnings retained over this period. Earnings over this period included recognition of deferred tax assets of $1,648,118. Capital for the Company is above regulatory requirements, with GAAP equity of 11.05 percent of total assets at September 30, 1995.

Set forth below are pertinent capital ratios for the Bank as of September 30, 1995:

Minimum Capital Requirement               Bank
---------------------------               ----

Tier 1 Capital to Risk-based              11.42% <F1>
      Assets: 4.00%

Total Capital to Risk-based               12.67% <F2>
      Assets: 8.00%

Leverage Ratio (Tier 1 Capital             9.01% <F3>
      to Total Assets): 3.00%

___________________________________

<F1>   Minimum for "Well Capitalized" Banks = 6%
<F2>   Minimum for "Well Capitalized" Banks = 10%
<F3>   Minimum for "Well Capitalized" Banks = 5%

The Company's capital is regulated on a tiered holding company basis with Bank Corporation of Georgia ("BCG"), which owns 66.67 percent of the Company's outstanding common stock. BCG's consolidated Tier 1 capital to risk-based assets, total capital to risk-based assets and leverage ratio for BCG at September 30, 1995 was 10.58%, 11.78%, and 7.94%.

             Liquidity and Interest Rate Sensitivity
             ---------------------------------------

Liquidity management involves the ability to meet cash flow requirements of customers who may be depositors making withdrawals or borrowers needing credit funding. The Company's cash flows are generated from interest and fee income, as well as from loan repayments, deposit acquisition, and maturities or sales of investments. The Company's liquidity needs are provided for primarily through short-term securities, and the maturing of loans. Federal funds sold represent the Company's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately

$2,418,000 and $2,126,680 for the nine months ended September 30, 1995 and 1994, respectively. The average balances for the quarters ended September 30, 1995 and 1994 were approximately
$2,281,000 and $2,106,570, respectively. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 1995, the Company's rate sensitive liabilities exceeded rate sensitive assets due within one year by $8,191,000.

The Company manages its liquidity through the volatility of its deposits and patterns in loan demand, its current liquidity position, its ability to control funding needs and potential sources of funds. As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. The target ratio is 80 percent. At September 30, 1995 the ratio was 78.9 percent.

The Company experienced a net decrease in cash and cash equivalents, its primary source of liquidity, of $3,283,542 during the first nine months of 1995. Operating activities provided $1,393,787 of funds. Adjustments to net income for non-cash expenses of depreciation, amortization, and provision for loan losses of $165,499 are included in this amount as a net provision of funds. Investing activities used $7,966,737 of funds, primarily due to an increase in loans and purchases of investment securities during the nine month period. Financing activities provided net cash of $3,289,408 due to an increase in deposit accounts and an increase in federal funds purchased during the nine months ended September 30, 1995.








                         AMERICORP, INC.


                   PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          Neither the Company nor its subsidiary is a party to any pending legal proceedings which Management believes would have a material effect upon the operations or financial condition of the Company.

Item 2.   Changes in Securities - Not applicable.
          --------------------

Item 3.   Defaults Upon Senior Securities - Not applicable.
          ------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders - Not applicable.
          ---------------------------------------------------

Item 5.   Other Information - Not applicable.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          Exhibits
          --------

          Exhibit 27 - Financial Data Schedule

          Form 8-K
          ---------

          Not applicable.




                         AMERICORP, INC.


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Date:     November 10, 1995

                                AMERICORP, INC.


                                /s/ James R. McLemore, Jr.
                                James R. McLemore, Jr.
                                Treasurer
                                (Principal Financial Officer and
                                 Principal Accounting Officer)
